Form 10-K
period 2006-12-31
Bear Stearns Commercial Mortgage Securities Trust 2006-PWR12
filed 2007-04-02
CIK 1362955

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number of issuing entity:  333-120522-06

       Bear Stearns Commercial Mortgage Securities Trust 2006-PWR12 (exact name of issuing entity as specified in its charter)

       Bear Stearns Commercial Mortgage Securities Inc.
       (exact name of the depositor as specified in its charter)

       Prudential Mortgage Capital Funding, LLC
       Nationwide Life Insurance Company
       Principal Commercial Funding, LLC
       Principal Commercial Funding II, LLC
       Wells Fargo Bank, National Association
       Bear Stearns Commercial Mortgage, Inc.

       (exact name of the sponsors as specified in their charters)


  New York                                 54-2197161
  (State or other jurisdiction of          54-2197162
  incorporation or organization            54-2197163
  of issuing entity)                       54-6713959
                                           54-6713960
                                           (I.R.S. Employer
                                           Identification No.
                                           of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                            21045
  (Address of principal executive                        (Zip Code of
   offices of issuing entity)                             issuing entity)

  Issuing entity's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

      None.

                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            Not applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not applicable.


                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Not applicable.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable.


  Item 9A. Controls and Procedures.

            Not applicable.

  Item 9A(T). Controls and Procedures.

            Not applicable.

  Item 9B. Other Information.

            None.




                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for any class of certificates issued by the issuing entity.



  Item 1117 of Regulation AB, Legal Proceedings.

            None




  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            See Exhibits 33 and 34.

            The 1122 statements for Wells Fargo Bank, National Association (Certificate Administrator) have disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to Wells Fargo Bank, National Association during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See exhibit 35.





                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (4) Pooling and Servicing Agreement, dated as of June 1, 2006, among Bear Stearns Commercial Mortgage Securities II Inc. as Depositor, Prudential Asset Resources, Inc. as a Master Servicer, Wells Fargo Bank, National Association as a Master Servicer, as Certificate Administrator and as Tax Administrator, ARCap Servicing, Inc. as Special Servicer and LaSalle Bank National Association as Trustee. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)


  (10.1) Primary Servicing Agreement, dated as of June 1, 2006, by and between the Master Servicer and Principal Global Investors, LLC. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.2) Primary Servicing Agreement, dated as of June 1, 2006, by and between the Master Servicer and Nationwide Life Insurance Company. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.3) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Prudential Mortgage Capital Funding, LLC. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.4) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Bear Stearns Commercial Mortgage, Inc. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.5) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Wells Fargo Bank, National Association. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.6) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Principal Commercial Funding II, LLC. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.7) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Principal Commercial Funding, LLC. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.8) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Nationwide Life Insurance Company. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) LaSalle Bank, National Association, as Trustee <F1>
      c) Nationwide Life Insurance Company, as Primary Servicer <F1>
      d) Principal Global Investors, LLC, as Primary Servicer <F1>
      e) Prudential Asset Resources, Inc., as Master Servicer <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Certificate Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) LaSalle Bank, National Association, as Trustee <F1>
      c) Nationwide Life Insurance Company, as Primary Servicer <F1>
      d) Principal Global Investors, LLC, as Primary Servicer <F1>
      e) Prudential Asset Resources, Inc., as Master Servicer <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Certificate Administrator <F1>


     (35) Servicer compliance statements.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      d) Principal Global Investors, LLC, as Primary Servicer <F1>
      e) Prudential Asset Resources, Inc., as Master Servicer <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Certificate Administrator <F1>


   (b) See (a) above.

   (c) Not applicable.


  <F1> Filed herewith.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Bear Stearns Commercial Mortgage Securities Inc.
    (Depositor)



    /s/ Adam Ansaldi
    Adam Ansaldi, Vice President

    Date:      March 29, 2007


  Exhibit Index


      (4) Pooling and Servicing Agreement, dated as of June 1, 2006, among Bear Stearns Commercial Mortgage Securities II Inc. as Depositor, Prudential Asset Resources, Inc. as a Master Servicer, Wells Fargo Bank, National Association as a Master Servicer, as Certificate Administrator and as Tax Administrator, ARCap Servicing, Inc. as Special Servicer and LaSalle Bank National Association as Trustee. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)


  (10.1) Primary Servicing Agreement, dated as of June 1, 2006, by and between the Master Servicer and Principal Global Investors, LLC. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.2) Primary Servicing Agreement, dated as of June 1, 2006, by and between the Master Servicer and Nationwide Life Insurance Company. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.3) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Prudential Mortgage Capital Funding, LLC. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.4) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Bear Stearns Commercial Mortgage, Inc. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.5) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Wells Fargo Bank, National Association. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.6) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Principal Commercial Funding II, LLC. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.7) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Principal Commercial Funding, LLC. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)

  (10.8) Mortgage Loan Purchase Agreement, dated as of June 8, 2006, by and between the Company and Nationwide Life Insurance Company. (As previously filed on Form 8-K filed on June 21, 2006; and hereby incorporated by reference into this report on Form 10-K)


    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ARCap Servicing, Inc., as Special Servicer
      g) LaSalle Bank, National Association, as Trustee
      i) Nationwide Life Insurance Company, as Primary Servicer
      k) Principal Global Investors, LLC, as Primary Servicer
      l) Prudential Asset Resources, Inc., as Master Servicer
      m) Wells Fargo Bank, N.A., as Master Servicer
      n) Wells Fargo Bank, N.A., as Certificate Administrator


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ARCap Servicing, Inc., as Special Servicer
      g) LaSalle Bank, National Association, as Trustee
      i) Nationwide Life Insurance Company, as Primary Servicer
      k) Principal Global Investors, LLC, as Primary Servicer
      l) Prudential Asset Resources, Inc., as Master Servicer
      m) Wells Fargo Bank, N.A., as Master Servicer
      n) Wells Fargo Bank, N.A., as Certificate Administrator



     (35) Servicer compliance statements.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      d) Principal Global Investors, LLC, as Primary Servicer <F1>
      e) Prudential Asset Resources, Inc., as Master Servicer <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Certificate Administrator <F1>






  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Bear Stearns Commercial Mortage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-PWR12, issued pursuant to the Pooling and Servicing Agreement date as of June 1, 2006 (the "Pooling and Servicing Agreement"), among Bear Stearns Commercial Mortgage Securities Inc., as depositor, Prudential Asset Resources, Inc. as a master servicer and as loan-specific special servicer, Wells Fargo Bank, National Association, as a master servicer, as certificate administrator and as tax administrator, ARCap Servicing, inc. as general specisl servicer, and LaSalle Bank National Association, as trustee.

  I, Adam Ansaldi, the senior officer in charge of securitization for the Depositor, herby certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Bear Stearns Commercial Mortgage Securities Trust 2006-PWR12 (the "Exchange Act Periodic Reports");

  2. Based on my knowledge, the Exchange Act Periodic Reports, taken as a whole do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act Periodic Reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act Periodic Reports, the servicers have fulfilled their obligations under the Pooling and Servicing Agreement or the applicable sub-servicing agreement or primary servicing agreement in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Wells Fargo Bank, National Association, as a Master Servicer; Prudential Asset Resources, Inc., as a Master Servicer; ARCap Servicing, Inc., as a Special Servicer; Wells Fargo Bank, National Association, as Certificate Administrator; Principal Global Investors, LLC, as a Primary Servicer; and Nationwide Life Insurance Company as a Primary Servicer.


     Dated:    March 29, 2007



       /s/ Adam Ansaldi
      Signature



     Vice President
     Title


  EX-4


  EX-33 (a)
(logo) ARCap

ARCap Servicing, Inc.'s Report on Assessment of Compliance with Servicing
Criteria

The undersigned has caused an assessment to be made of the servicer's compliance with the servicing criteria set forth in Regulation AB.

ARCap Servicing, Inc. (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 to December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for those portions of criteria 229.1122(d)(1)(iii), (d)(2)(ii), (d)(3)(i)
- (d)(3)(iv), (d)(4)(ii), and (d)(4)(xv) which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to the asset-backed securities transactions covered by this report (the "Applicable Servicing Criteria"). The transactions covered by this report include the asset-backed securities transactions for which the Asserting Party served as servicer are listed in Appendix A (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the undersigned's assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.


Date: March 14, 2007

ARCap Servicing, Inc.

/s/ James L. Duggins
James L. Duggins, Chief Executive Officer

/s/ Bryan Carr
Bryan Carr, Chief Financial Officer and Treasurer

/s/ Chris Crouch
Chris Crouch, Managing Director, Servicing Officer


(page)


APPENDIX A SEC Regulation AB Regulated Transactions Servicing Platform (the"Platform")

1. Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-TOP21, Pooling and Servicing Agreement dated as of January 1, 2006 between Morgan Stanley Capital I Inc., as depositor, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as paying agent, master servicer, and certificate registrar

2. Bear Stearns Commercial Mortgage Securities II Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-PWR11, Pooling and Servicing Agreement dated as of March 1, 2006 between Bear Stearns Commercial Mortgage Securities II Inc., as depositor, Prudential Asset Resources, Inc., as a master servicer, Wells Fargo Bank, National Association, as a master servicer, certificate administrator and tax administrator, ARCap Servicing, Inc., as special servicer, and LaSalle Bank National Association, as trustee

3. Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-TOP22, Pooling and Servicing Agreement dated as of April 1, 2006 between Bear Stearns Commercial Mortgage Securities Inc., as depositor, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee and custodian, and Wells Fargo Bank, National Association, as paying agent, master servicer, and certificate registrar and authenticating agent

4. Credit Suisse Commercial Mortgage Trust 2006-C2, Commercial Mortgage Pass-Through Certificates, Series 2006-C2, Pooling and Servicing Agreement between Credit Suisse First Boston Mortgage Securities Corp., as depositor, Wachovia Bank, National Association, as master servicer, ARCap Servicing, Inc., as Special Servicer, and Wells Fargo Bank, National Association., as trustee

5. Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-PWR12, Pooling and Servicing Agreement dated as of June 1, 2006 between Bear Stearns Commercial Mortgage Securities Inc., as depositor, Prudential Asset Resources, Inc., as a master servicer and as loan specific special servicer, Wells Fargo Bank, National Association, as a master servicer, certificate administrator and tax administrator, ARCap Servicing, Inc., as general special servicer, and LaSalle Bank National Association, as trustee

6. Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-TOP23, Pooling and Servicing Agreement dated as of August 1, 2006 between Morgan Stanley Capital I Inc., as depositor, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee and custodian and Wells Fargo Bank, National Association, as paying agent, certificate registrar, master servicer, and authenticating agent

7. Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-TOP24, Pooling and Servicing Agreement dated as of October 1, 2006 (the "Pooling and Servicing Agreement") between Bear Stearns Commercial Mortgage Securities Inc., as depositor, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee and custodian, and Wells Fargo Bank, National Association, as paying agent, certificate registrar, master servicer, and authenticating agent


- 3 -


(page)


8. Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-PWR14, Pooling and Servicing Agreement dated as of December 1, 2006 between Bear Stearns Commercial Mortgage Securities Inc., as depositor, Prudential Asset Resources, Inc., as a master servicer and as loan-specific special servicer, Wells Fargo Bank, National Association, as a master servicer, certificate administrator and tax administrator, ARCap Servicing, Inc., as general special servicer, and LaSalle Bank National Association, as trustee

9. Morgan Stanley Capital I Trust 2006-IQ12, Commercial Mortgage Pass-Through Certificates, Series 2006-IQ12, Pooling and Servicing Agreement, dated as of December 1, 2006 between Morgan Stanley Capital I Inc., as depositor, Capmark Finance, Inc., as general master servicer, ARCap Servicing, Inc., as special servicer, Prudential Asset Resources, Inc., as master servicer with respect to the Prudential Mortgage Capital Funding, LLC only, Wells Fargo Bank, National Association, as trustee, and LaSalle Bank National Association, as paying agent and certificate registrar

10. AMAC CDO Funding I Servicing Agreement dated as of November 16, 2006 between CharterMac AMI Associates, Inc. as Collateral Manager, AMAC CDO Funding I as Issuer, ARCap Servicing, Inc. as Servicer and Special Servicer and LaSalle Bank National Association as Trustee

11. Column Financial, Inc. and ARCap Servicing, Inc. ("Subservicer") Sub-Servicing Agreement dated as of August 31, 2006

12. Wells Fargo Bank, National Association ("Master Servicer") and ARCap Servicing, Inc. ("Subservicer") Subservicing Agreement dated as of October 1, 2006 entered into in connection with that certain Pooling and Servicing Agreement dated as of October 1, 2006


- 4 -





  EX-33 (b)
(logo) LaSalle Bank
ABN AMRO

LaSalle Bank N.A.
135 South LaSalle Street
Suite 1625
Chicago, IL 60603

GLobal Securities and Trust Services


Management's Assertion on Compliance with Item 1122 Criteria

LaSalle Bank National Association (the "Asserting Party") is responsible for assessing its compliance with the applicable servicing criteria set forth in
Item 1122(d) of Regulation AB (17 C.F.R, 229.1122(d)) as indicated on Exhibit A annexed hereto entitled "1122 Servicing Criteria to be Addressed in Assessment of Compliance" (the "Servicing Criteria").

The Asserting Party has assessed the effectiveness of its compliance with the applicable Servicing Criteria as of December 31, 2006, and for the period of January 1, 2006 through December 31, 2006 (the "Reporting Period"). In making this assessment, the Asserting Party used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, the Asserting Party believes that, as of December 31, 2006 and for the Reporting Period, it has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB for the servicing activities it performs in the asset-backed securities transactions detailed on Exhibit B. For servicing criteria 1122(d)(3)(i)(A) and (B), this assertion covers only the information on the report to investors that is required by the respective transaction agreements.

Ernst and Young, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's assessment of compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period. The asset-backed securities transactions to which this assertion and the attestation report relate are listed on Exhibit B.

LaSalle Bank National Association


By: /s/ Barbara L. Marik

Name: Barbara L. Marik
Title: First Vice President
Date: February 28, 2007


(page)


Exhibit A

1122 Servicing Criteria
to be addressed in an Assessment of Compliance



Reg AB                                                    Servicing Criteria                             Servicing Criteria
Reference                                                                                                Applicable to
                                                                                                         LaSalle Bank
                                                                                                         National Association



                                                   General Servicing Considerations

1122(d)(1)(i)   Policies and procedures are instituted to monitor any performance or other                        X
                triggers and events of default in accordance with the transaction agreements.
                If any material servicing activities are outsourced to third parties, policies and                X
1122(d)(1)(ii)  procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
1122(d)(1)(iii) Any requirements in the transaction agreements to maintain a back-up servicer for the Pool Assets are maintained.
1122(d)(1)(iv)  A fidelity bond and errors and omissions policy is in                                             X
                effect on the party participating in the servicing function throughout the reporting period in the amount of coverage
                required by and otherwise in accordance with the terms of the transaction agreements.
                                             Cash Collection and Administration

1122(d)(2)(i)   Payments on pool assets are deposited into the                                                    X
                appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction
                agreements.
1122(d)(2)(ii)  Disbursements made via wire transfer on behalf of an obligor or to an investor                    X
                are made only by authorized personnel.
1122(d)(2)(iii) Advances of funds or guarantees regarding collections, cash flows or                              X
                distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
1122(d)(2)(iv)  The related accounts for the transaction, such as cash reserve accounts or                        X
                accounts established as a form of over collateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
1122(d)(2)(v)   Each custodial account is maintained at a federally insured depository institution                X
                as set forth in the transaction agreements. For purposes of this criterion,
               "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of
                Rule 13k-1(b)(1) of the Securities Exchange Act.
1122(d)(2)(vi)  Unissued checks are safeguarded so as to prevent unauthorized access.                             X
                Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other
1122(d)(2)(vii) number of days specified in the transaction agreements; (C) reviewed and                          X
                approved by someone other than the person who prepared the reconciliation; and
                (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

                                             Investor Remittances and Reporting

1122(d)(3)(i)   Reports to investors, including those to be filed with the Commission, are                        X
                maintained in accordance with the transaction agreements and applicable
                Commission requirements. Specifically, such reports (A) are prepared in with timeframes and other terms set forth in the transaction


(page)


                agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the indenture trustee's records as to the total unpaid principal balance and number of
                Pool Assets serviced by the related Servicer.
-1122(d)(3)(ii)  Amounts due to investors are allocated and remitted in accordance with                            X
                timeframes, distribution priority and other terms set forth in the transaction agreements.
1122(d)(3)(iii) Disbursements made to an investor are posted within two business days to the                      X
                related Servicer's investor records, or such other number of days specified in the transaction agreements.
1122(d)(3)(iv)  Amounts remitted to investors per the investor reports agree with cancelled                       X
                checks, or other form of payment, or custodial bank statements.

                                                      Pool Asset Administration

1122(d)(4)(i)   Collateral or security on pool assets is maintained as required by the transaction                X
                agreements or related pool asset documents.
1122(d)(4)(ii)  Pool assets and related documents are safeguarded as required by the transaction                  X
                agreements
1122(d)(4)(iii) Any additions, removals or substitutions to the asset pool are made, reviewed                     X
                and approved in accordance with any conditions or requirements in the transaction agreements.
1122(d)(4)(iv)  Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are posted to the related Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.
1122(d)(4)(v)   The related Servicer's records regarding the pool assets agree with the related
                Servicer's records with respect to an obligor's unpaid principal balance.
1122(d)(4)(vi)  Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
1122(d)(4)(vii) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
1122(d)(4)(viii)Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
1122(d)(4)(ix)  Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.
1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as escrow accounts): (A)
                such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.
1122(d)(4)(xi)  Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.


(page)


1122(d)(4)(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the related Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
1122(d)(4)(xiii)Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
1122(d)(4)(xiv) Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.
1122(d)(4)(xv)  Any external enhancement or other support, identified in Item 1114(a)(1)
                through (3) or Item 1115 of Regulation AB, is maintained as set forth in the                      X
                transaction agreements.


(page)


EXHIBIT B
2006 Transactions


Non-Specific Transactions                            Nominal Trustee Transactions
ACE Series 2006-GP1                                Bear Stearns Series 2006-PWR11
Banc of America Comm. Mtge Series 2006-2           Bear Stearns Series 2006-PWR12
Banc of America Comm. Mtge Series 2006-5           Bear Stearns Series 2006-PWR13
Bear Stearns Series 2006-AQ1                       Bear Stearns Series 2006-PWR14
Bear Stearns Series 2006-EC1                       Bear Stearns Series 2006-TOP22
Bear Stearns Series 2006-EC2                       Bear Stearns Series 2006-TOP24
Bear Stearns Series 2006-HE1                       GSAA Home Equity Trust 2006-14
Bear Stearns Series 2006-HE2                       GSAMP Series 2006-HE3
Bear Stearns Series 2006-HE3                       GSAMP Series 2006-HE4
Bear Stearns Series 2006-HE4                       GSAMP Series 2006-HE5
Bear Stearns Series 2006-HE5                       GSAMP Series 2006-HE6
Bear Stearns Series 2006-HE6                       GSAMP Series 2006-HE7
Bear Stearns Series 2006-HE7                       GSAMP Series 2006-HE8
Bear Stearns Series 2006-HE8                       JP Morgan Series 2006-LDP9
Bear Stearns Series 2006-HE9                       Morgan Stanley Series 2006-TOP21
Bear Stearns Series 2006-HE10                      Morgan Stanley Series 2006-TOP23
Bear Stearns Series 2006-PC1                       Morgan Stanley Capital I Series 2006-HQ10
Bear Stearns ABS Series 2006-1                     Morgan Stanley Mtg Loan Trust Series 2006-16ARX
Bear Stearns Mortgage Funding Series 2006-SL1      Morgan Stanley Mtg Loan Trust Series 2006-1AR
Bear Stearns Mortgage Funding Series 2006-SL2      Morgan Stanley Mtg Loan Trust Series 2006-3AR
Bear Stearns Mortgage Funding Series 2006-SL3      Morgan Stanley Mtg Loan Trust Series 2006-5AR
Bear Stearns Mortgage Funding Series 2006-SL4      Morgan Stanley Mtg Loan Trust Series 2006-6AR
Bear Stearns Mortgage Funding Series 2006-SL5      Morgan Stanley Mtg Loan Trust Series 2006-8AR
Bear Stearns Mortgage Funding Series 2006-SL6      Morgan Stanley Mtg Loan Trust Series 2006-9AR
C-BASS Series 2006-CB7                             Morgan Stanley Mtg Loan Trust Series 2006-2
C-BASS Series 2006-CB9                             Morgan Stanley Mtg Loan Trust Series 2006-7
Citigroup Commercial Mortgage Trust Series 2006-C4 Morgan Stanley Mtg Loan Trust Series 2006-11
Citigroup Commercial Mortgage Trust Series 2006-05 Morgan Stanley Mtg Loan Trust Series 2006-12XS
CD 2006-CD3 Mortgage Trust                         Morgan Stanley Mtg Loan Trust Series 2006-13ARX
COMM Series 2006-C8                                Morgan Stanley Mtg Loan Trust Series 2006-15XS
CSFB Commercial Mtg. Trust Series 2006-C4          Morgan Stanley Mtg Loan Trust Series 2006-17XS
First Franklin MLT Series 2006-FF18                Thornburg Mtg Securities Trust Series 2006-1
Greenwich Capital Series 2006-GG7                  Thornburg Mtg Securities Trust Series 2006-2
GE Capital Comm Mtg. Corp. Series 2006-Cl          Thornburg Mtg Securities Trust Series 2006-3
JP Morgan Series 2006-CIBC14                       Thornburg Mtg Securities Trust Series 2006-4
JP Morgan Series 2006-CIBC15                       Thornburg Mtg Securities Trust Series 2006-5
JP Morgan Series 2006-CIBC17                       Thornburg Mtg Securities Trust Series 2006-6
JP Morgan Series 2006-LDP7                         ZUNI Trust Series 2006-OA1
JP Morgan Series 2006-LDP8

EXHIBIT B (Continued)
2006 Transactions


Custodian Only Transactions              Paying Agent Only Transactions
Basic Asset Backed 2006-1                Washington Mutual Series 2006-AR2
Credit Suisse AB Series 2006-1           Washington Mutual Series 2006-AR6
Credit Suisse AB Series 2006-2           Washington Mutual Series 2006-AR7
Credit Suisse AB Series 2006-3           Washington Mutual Series 2006-AR8
Credit Suisse AB Series 2006-4           Washington Mutual Series 2006-AR9
Credit Suisse ARMT Series 2006-1         Washington Mutual Series 2006-AR10
Credit Suisse ARMT Series 2006-2         Washington Mutual Series 2006-AR11
Credit Suisse ARMT Series 2006-3         Washington Mutual Series 2006-AR12
Credit Suisse HEMT Series 2006-1         Washington Mutual Series 2006-AR13
Credit Suisse HEMT Series 2006-2         Washington Mutual Series 2006-AR14
Credit Suisse HEMT Series 2006-3         Washington Mutual Series 2006-AR15
Credit Suisse HEMT Series 2006-4         Washington Mutual Series 2006-AR16
Credit Suisse HEMT Series 2006-5         Washington Mutual Series 2006-AR17
Credit Suisse HEMT Series 2006-6         Washington Mutual Series 2006-AR18
Credit Suisse Series 2006-1              Washington Mutual Series 2006-AR19
Credit Suisse Series 2006-2              Washington Mutual Series 2006-HE1
Credit Suisse Series 2006-3              Washington Mutual Series 2006-HE2
Credit Suisse Series 2006-4              Washington Mutual Series 2006-HE3
Credit Suisse Series 2006-5              Washington Mutual Series 2006-HE4
Credit Suisse Series 2006-6              Washington Mutual Series 2006-HE5
Credit Suisse Series 2006-7              Washington Mutual WMALT 2006-AR1
Credit Suisse Series 2006-8              Washington Mutual WMALT 2006-AR2
Credit Suisse Series 2006-9              Washington Mutual WMALT 2006-AR3
Credit Suisse HEAT Series 2006-1         Washington Mutual WMALT 2006-AR4
Credit Suisse HEAT Series 2006-3         Washington Mutual WMALT 2006-AR5
Credit Suisse HEAT Series 2006-4         Washington Mutual WMALT 2006-AR6
Credit Suisse HEAT Series 2006-5         Washington Mutual WMALT 2006-AR7
Credit Suisse HEAT Series 2006-6         Washington Mutual WMALT 2006-AR8
Credit Suisse HEAT Series 2006-7         Washington Mutual WMALT 2006-AR9
Credit Suisse HEAT Series 2006-8         Washington Mutual WMALT 2006-AR10
Lehman Mortgage Trust Series 2006-1      Washington Mutual WMALT 2006-1
Lehman Mortgage Trust Series 2006-4      Washington Mutual WMALT 2006-2
Lehman Mortgage Trust Series 2006-5      Washington Mutual WMALT 2006-3
Lehman Mortgage Trust Series 2006-6      Washington Mutual WMALT 2006-4
Lehman Mortgage Trust Series 2006-7      Washington Mutual WMALT 2006-5
Lehman Mortgage Trust Series 2006-8      Washington Mutual WMALT 2006-6
Lehman Mortgage Trust Series 2006-9      Washington Mutual WMALT 2006-7
Lehman XS Trust Series 2006-1            Washington Mutual WMALT 2006-8
Lehman XS Trust Series 2006-3            Washington Mutual WMALT 2006-9



(page)


Non-Specific Transactions                        Nominal Trustee Transactions
Lehman XS Trust Series 2006-8
Lehman XS Trust Series 2006-11
Lehman XS Trust Series 2006-15
Lehman XS Trust Series 2006-19
Lehman XS Trust Series 2006-20
Lehman Mortgage Trust Series 2006-2
LB-UBS Comm. Mtge. Trust Series 2006-Cl
LB-UBS Comm. Mtge. Trust Series 2006-C3
LB-UBS Comm. Mtge. Trust Series 2006-C4
LB-UBS Comm. Mtge. Trust Series 2006-C6
LB-UBS Comm. Mtge. Trust Series 2006-C7
Merrill Lynch Series 2006-MLN1
Merrill Lynch Series 2006-OPT1
Merrill Lynch Series 2006-WMC2
Merrill Lynch Series 2006-FF1
Merrill Lynch Countrywide Series 2006-1
Merrill Lynch Countrywide Series 2006-2
Merrill Lynch Countrywide Series 2006-3
Merrill Lynch Countrywide Series 2006-4
Merrill Lynch Series 2006-AHL1
Merrill Lynch Series 2006-AR1
Merrill Lynch Series 2006-FM1
Merrill Lynch Series 2006-HE2
Merrill Lynch Series 2006-HE3
Merrill Lynch Series 2006-HE4
Merrill Lynch Series 2006-HE5
Merrill Lynch Series 2006-HE6
Merrill Lynch Series 2006-RM1
Merrill Lynch Series 2006-RM2
Merrill Lynch Series 2006-RM3
Merrill Lynch Series 2006-RM4
Merrill Lynch Series 2006-RM5
Merrill Lynch Series 2006-SD1
Merrill Lynch Series 2006-SL1
Merrill Lynch Series 2006-SL2
Merrill Lynch Series 2006-Cl
Merrill Lynch Series 2006-C2
Morgan Stanley Capital I Series 2006-HQ8
Morgan Stanley Capital I Series 2006-HQ9
Morgan Stanley Capital I Series 2006-IQ11
Morgan Stanley Capital I Series 2006-IQ12
Morgan Stanley Mtg Loan Trust Series 2006-4SL
Morgan Stanley Mtg Loan Trust Series 2006-10SL
Morgan Stanley Mtg Loan Trust Series 2006-14SL
OWNIT Mortgage Loan Trust Series 2006-3
OWNIT Mortgage Loan Trust Series 2006-4


(page)


Custodian Only Transactions                          Paying Agent Only Transactions

Lehman XS Trust Series 2006-5
Lehman XS Trust Series 2006-7
Lehman XS Trust Series 2006-9
Lehman XS Trust Series 2006-10N
Lehman XS Trust Series 2006-12
Lehman XS Trust Series 2006-13
Lehman XS Trust Series 2006-17
Morgan Stanley Series 2006-HE1
Morgan Stanley Series 2006-HE2
Morgan Stanley Series 2006-HE3
Morgan Stanley Series 2006-HE4
Morgan Stanley Series 2006-HE5
Morgan Stanley Series 2006-HE6
Morgan Stanley Series 2006-HE7
Morgan Stanley Series 2006-HE8
Morgan Stanley HEL Series 2006-1
NYMC Series 2006
SAIL 2006-1
SAIL 2006-2
SAIL 2006-3
SAIL 2006-4
SARM 2006-1
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-6
SARM 2006-7
SARM 2006-8
SARM 2006-9
SARM 2006-10
SARM 2006-11
SARM 2006-12
SASCO 2006-BC1
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
SASCO 2006-BC6
SASCO 2006-S1
SASCO 2006-S2
SASCO 2006-S3
SASCO 2006-S4
Sequoia Alternative Loan Trust Series 2006-1


Non-Specific Transactions                        Nominal Trustee Transactions

OWNIT Mortgage Loan Trust Series 2006-5
OWNIT Mortgage Loan Trust Series 2006-6
OWNIT Mortgage Loan Trust Series 2006-7
SACO I Trust Series 2006-1
SACO I Trust Series 2006-2
SACO I Trust Series 2006-3
SACO I Trust Series 2006-4
SACO I Trust Series 2006-5
SACO I Trust Series 2006-6
SACO I Trust Series 2006-7
SACO I Trust Series 2006-8
SACO I Trust Series 2006-9
SACO I Trust Series 2006-10
SACO I Trust Series 2006-12
SATURNS Series 2006-1
SATURNS Series 2006-2
TILES Series 2006-1
Wachovia Bank CMT Series 2006-C24


Custodian Only Transactions                      Paying Agent Only Transactions






  EX-33 (c)
(logo) Nationwide
       On Your Side


Management Assessment of Compliance

Management of Nationwide Life Insurance Company ("Nationwide") is responsible for assessing compliance with the applicable servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB relating to the servicing of certain loans it services within the commercial mortgage-backed security transactions listed in Appendix A (the "Platform") as of and for the year ended December 31, 2006, except for the servicing criteria
(d)(1)(iii); (d)(2)(iii); (d)(2)(vi); (d)(3)(i)-(iv); (d)(4)(iii);
(d)(4)(vi)-(vii); (d)(4)(ix); and (d)(4)(xv), which Nationwide has determined are not applicable to the activities it performs with respect to the Platform.

Nationwide's management has assessed the effectiveness of Nationwide's compliance with the applicable servicing criteria as of and for the year ended December 31, 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, management believes that, as of and for the year ended December 31, 2006, Nationwide has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006.


/s/ Peter A. Lynch
Peter A. Lynch, Officer
Mortgage Loan Administration

2/28/2007
Date


One Nationwide Plaza
Columbus, OH 43215-2220

Nationwide Insurance
Nationwide Financial


(page)


APPENDIX A

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates Series 2006-PWR14;
     * Criteria (d)(4)(i)-(ii); d(4)(x)-(xi); and d(4)(xiii) are not applicable to the activities Nationwide performs with respect to this transaction.

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates Series 2006-PWR13;
     * Criteria (d)(4)(x)-(xi) and d(4)(xiii) are not applicable to the activities Nationwide performs with respect to this transaction.
     * Only the following loan in this transaction is subject to the servicing criteria (d)(4)(i)-(ii): Prospectus ID#96 (150 Riverside Plaza).

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates Series 2006-PWR12;
     * Only the following loan in this transaction is subject to the servicing criteria (d)(4)(x)-(xi); and (d)(4)(xiii): Prospectus ID#96
       (Courtyard UCF).
     * Only the following loans in this transaction are subject to the servicing criteria (d)(4)(i)-(ii): Prospectus ID#34 (Quad at Lowry)/ Prospectus ID#48 (Nicolet Office)/ Prospectus ID#74 (Chesterfield Square).

Bear Stearns Commercial Mortgage Securities II Inc., Commercial Mortgage Pass-Through Certificates Series 2006-PWR11
     * Criteria (d)(4)(i)-(ii); d(4)(x)-(xi); and d(4)(xiii) are not applicable to the activities Nationwide performs with respect to this transaction.





  EX-33 (d)
MANAGEMENT'S ASSERTION ON

COMPLIANCE WITH REGULATION AB CRITERIA

For Wells Fargo Bank, National Association, as Master Servicer


Principal Global Investors, LLC, in its capacity as Primary Servicer (the "Asserting Party") is responsible for assessing compliance for the transactions listed on Attachment A for the period January 1, 2006 through December 31, 2006, except as noted on Attachment A (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for the criteria set forth in Sections 229.1122(d)(1)(ii)-(iii), 229.1122(d)(3)(i)-(iv), 229.1122(d)(4)(ix), and
229.1122(d)(4)(xv), in the CFR, which the Asserting Party has concluded are not applicable to the servicing of the transactions listed on Attachment A, backed by commercial mortgage loans and primarily serviced by the Asserting Party
(the "Applicable Servicing Criteria").

The Asserting Party has assessed compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the transactions listed on Attachment A backed by commercial mortgages primarily serviced by the Asserting Party.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.


Principal Global Investors, LLC, as Primary Servicer

By: /s/ Steven Johnson
Steven Johnson
Managing Director

Date: 2-19-07


(page)


Attachment A
Commercial Mortgage Pass-Through Certificates
Wells Fargo Bank, National Association, as Master Servicer

Series 1999-LIFE1 dated August 1, 1999
Series 2000- LIFE1 dated March 1, 2000
Series 2000-PRIN dated September 1, 2000
Series 2000-LIFE2 dated October 1, 2000
Series 2001-TOP1 dated February 1, 2001
Series 2001-TOP2 dated May 1, 2001
Series 2001-TOP3 dated July 1, 2001
Series 2001-TOP4 dated November 1, 2001
Series 2001-TOP5 dated December 1, 2001
Series 2002-TOP6 dated March 1, 2002
Series 2002-TOP7 dated June 1, 2002
Series 2002-TOP8 dated October 1, 2002
Series 2003-Top9 dated February 1, 2003
Series 2003-Top10 dated April 1, 2003
Series 2003-Top11 dated August 1, 2003
Series 2003-Top12 dated October 1, 2003
Series 2004-Top13 dated February 1, 2004
Series 2004-Top14 dated April 1, 2004
Series 2004-IQ7 dated May 1, 2004
Series 2004-Top 15 dated July 1, 2004
Series 2004-IQ8 dated August 1, 2004
Series 2004-Top16 dated November 1, 2004
Series 2005-Top17 dated January 1, 2005
Series 2005-IQ9 dated February 1, 2005
Series 2005-Top18 dated April 1, 2005
Series 2005-PWR 8 dated June 1, 2005
Series 2005-Top19 dated July 1, 2005
Series 2005-PWR9 dated September 2005
Series 2005-Top20 dated October 1, 2005
Series 2005 HQ7 dated November 1, 2005
Series 2005 PWR10 dated December 1, 2005
Series 2006-Top21 dated January 1, 2006
Series 2006 PWR11 dated March 1, 2006
Series 2006-Top22 dated April 1, 2006
Series 2006 PWR12 dated June 1, 2006
Series 2006-Top23 dated August 1, 2006
Series 2006-HQ9 dated August 1, 2006
Series 2006 PWR13 dated September 1, 2006
Series 2006-Top24 dated October 1, 2006
Series 2006 PWR14 dated December 1, 2006





  EX-33 (e)
(logo) Prudential Financial


Certification Regarding Compliance with Applicable Servicing Criteria To PricewaterhouseCoopers LLP

1 Prudential Asset Resources, Inc. (the "Servicer") is responsible for assessing compliance by it with the servicing criteria applicable to it under paragraph
(d) of Item 1122 of Regulation AB (the "Servicing Criteria") as set forth in Exhibit A hereto in connection with commercial mortgage securities transactions for the PWR-11, PWR-12, PWR-13, PWR-14, MSCI 2006-IQ12 and MLMT 2006-C2 mortgage loan securitizations;

2 The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the period ending December 31, 2006, however, the Servicer elects to maintain full responsibility for assessing compliance with the Servicing Criteria, including the Servicing Criteria or portion of Servicing Criteria which may be applicable to such Vendors as set forth in Exhibit C;

3 Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Servicing Criteria;

4 The criteria described as such on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to commercial mortgage securities transactions involving mortgage loans, also the Servicer has identified specific servicing criteria for which no transaction activity occurred;

5 The Servicer has complied, in all material respects, with the Servicing Criteria as of and for the year ended December 31, 2006;

6 The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the Servicing Criteria, if and to the extent applicable, as of and for the year ended December 31, 2006;

7 The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the Servicing Criteria, if and to the extent applicable, for the year ended December 31, 2006; and


(page)


8 PricewaterhouseCoopers LLP has issued a draft attestation report with respect to the Servicer's assessment of compliance with the Servicing Criteria as of and for the period ending December 31, 2006, which attestation report is included on Exhibit B attached hereto. This Certification is being provided to PricewaterhouseCoopers LLP in fulfillment of its requirement for issuance of the final report.

March 9, 2007

Prudential Asset Resources, Inc.

By: /s/ Catherine J. Rodewald
Name:  CATHERINE J. RODEWALD
Title: PRESIDENT


(page)


EXHIBIT A


                                                                                                     INAPPLICABLE
                                                                            APPLICABLE SERVICING      SERVICING
                                SERVICING CRITERIA                              CRITERIA               CRITERIA*
                                                                         Performed by   Performed
Reference                       Criteria                                   Servicer        by
                                                                                        Vendor(s)

General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in       Y
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted        Y
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to
                 maintain a back-up servicer for the mortgage loans are                                   N
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount       Y
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days             Y            Y
                 following receipt, or such other number of days
                 specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized        Y
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections,
                 cash flows or distributions, and any interest or other       Y
                 fees charged for such advances, are made, reviewed and
                 approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g.,      Y
                 with respect to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect      Y
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent             Y
                 unauthorized access.



(page)



1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all commercial mortgage securities related bank accounts,
                 including custodial accounts and related bank
                 clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30
                 calendar days after the bank statement cutoff date,
                 or such other number of days specified in the                Y
                 transaction agreements; (C) reviewed and approved by
                 someone other than the person who prepared the
                 reconciliation; and (D) contain explanations for
                 reconciling items. These reconciling items are resolved
                 within 90 calendar days of their original identification,
                 or such other number of days specified in the transaction
                 agreements.

Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports (A) are
                 prepared in accordance with timeframes and other terms
                 set forth in the transaction agreements; (B) provide         Y for (A&B)                 N for (C&D)
                 information calculated in accordance with the terms
                 specified in the transaction agreements; (C) are filed
                 with the Commission as required by its rules and
                 regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of mortgage loans serviced by the
                 Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and                                    N
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two
                 business days to the Servicer's investor records, or                                     N
                 such other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,                                   N
                 or custodial bank statements.

Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained
                 as required by the transaction agreements or related         Y
                 mortgage loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as       Y
                 required by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset
                 pool are made, reviewed and approved in accordance with      Y#1
                 any conditions or requirements in the transaction
                 agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made
                 in accordance with the related mortgage loan documents
                 are posted to the Servicer's obligor records maintained
                 no more than two business days after receipt, or such        Y
                 other number of days specified in the transaction
                 agreements, and allocated to principal, interest or
                 other items (e.g., escrow) in accordance with the
                 related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans
                 agree with the Servicer's records with respect to an         Y
                 obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an
                 obligor's mortgage loans (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized     Y
                 personnel in accordance with the transaction
                 agreements and related pool asset documents.



(page)



1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are           Y#1
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by
                 the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in
                 accordance with the transaction agreements. Such
                 records are maintained on at least a monthly basis,
                 or such other period specified in the transaction            Y
                 agreements, and describe the entity's activities in
                 monitoring delinquent mortgage loans including, for
                 example, phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for
                 mortgage loans with variable rates are computed based        Y#1
                 on the related mortgage loan documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such
                 as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's mortgage loan documents,
                 on at least an annual basis, or such other period
                 specified in the transaction agreements; (B) interest        Y for (A&B)
                 on such funds is paid, or credited, to obligors in           Y#1 for (C)
                 accordance with applicable mortgage loan documents
                 and state law; and (C) such funds are returned to the
                 obligor within 30 calendar days of full repayment of
                 the related mortgage loans, or such other number of
                 days specified in the transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided
                 that such support has been received by the servicer at       Y
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
                 agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the
                 Servicer's funds and not charged to the obligor, unless      Y#1
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted
                 within two business days to the obligor's records            Y
                 maintained by the Servicer, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts
                 are recognized and recorded in accordance with the           Y#1
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in
                 Item 1114(a)(1) through (3) or Item 1115 of Regulation       Y#1
                 AB, is maintained as set forth in the transaction
                 agreements.




*Check only criteria which Servicer neither performs nor takes responsibility for the performance of by a Vendor.

If checked, describe in footnote any portion of the applicable criterion which is not performed by the Servicer (because performed by Vendor, subject to "controls" standard, or another servicing function participant). If checked, describe in footnote the portion of the applicable criterion (if less than all) which is performed by the Vendor.


Footnote

1. There were no transactions during the year that applied to this Servicing criteria within the Reg AB platform.

Accountants' attestation will cover only paragraphs 1, 3 and 5 or, alternatively, will exclude paragraphs 2, 4 and 6 of the Certification Regarding Compliance with Applicable Servicing Criteria.





  EX-33 (f)
(logo) WELLS FARGO

Commercial Mortgage
Servicing
MAC A0357-030
P.O.Box 4036, Concord, Ca 94524
1320 Willow Pass Road, Suite 300
Concord, CA
800 986-9711

Management Assessment

Management of the Commercial Mortgage Servicing Group of Wells Fargo Bank, N.A. (the "Company") is responsible for assessing the Company's compliance, as of and for the year ended December 31, 2006, with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB to the extent applicable to the obligations of the Company related to servicing commercial mortgage loans securitized in commercial mortgage backed securities transactions. Management's assessment has been made with respect to those commercial mortgage loans which the Company services and which belong to loan pools underlying the commercial mortgage backed securities transactions identified on Appendix A (the "Platform").

In making its assessment, management used the servicing criteria in paragraph
(d) of Item 1122 of Regulation AB except for the servicing criteria set forth in subparagraphs (d)(1)(iii), (d)(2)(ii), (d)(3)(i)-(iv), (d)(4)(ii) and
(d)(4)(xv), which the Company has determined are not applicable to the servicing activities it performs with respect to the Platform.

With respect to the servicing criteria set forth in subparagraphs (d)(4)(xi) and
(d)(4)(xii) of Item 1122(d) of Regulation AB, the Company has engaged a vendor to perform certain activities covered by these servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in
Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place designed to provide reasonable assurance that such vendor's activities comply in all material respects with the servicing criteria applicable to such vendor.

Based on its assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission that are applicable to the servicing of the Platform.


(page)


KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006

/s/ Kathryn O'Neal
Kathryn O'Neal
Managing Director,
Head of Commercial Mortgage Servicing
Wells Fargo Bank, N.A.

/s/ James B. Scanlon
James B. Scanlon
Vice President
Wells Fargo Bank, N.A.

Date: March 15, 2007


(page)


Management Assessment - Appendix A

INV #   DEAL NAME               2006 10K FILER
621     MSCI 2006-TOP21         Wells Fargo Bank N.A. as Paying Agent
581     BSCM 2006-PWR11         Wells Fargo Bank N.A. as Certificate Administrator
568     MSCI 2006-HQ8           LaSalle Bank N.A. as Paying Agent
622     BSCM 2006-TOP22         Wells Fargo Bank N.A. as Paying Agent
700     MLMT 2006-C1            LaSalle Bank N.A. as Certificate Administrator
569     MSCI 2006-IQ11          LaSalle Bank N.A. as Trustee
751     JPM 2006-CIBC15         La Salle Bank N.A. as Paying Agent
582     BSCM 2006-PWR12         Wells Fargo Bank N.A. as Certificate Administrator
623     MSCI 2006-TOP23         Wells Fargo Bank N.A. as Paying Agent
752     MSCI 2006-HQ9           LaSalle Bank N.A. as Paying Agent
583     BSCM 2006-PWR13         Wells Fargo Bank N.A. as Certificate Administrator
753     JPM 2006-LDP8           LaSalle Bank N.A. as Trustee
624     BSCM 2006-TOP24         Wells Fargo Bank N.A. as Paying Agent
754     MSCI 2006-HQ10          Wells Fargo Bank N.A. as Paying Agent
755     JPM 2006-CIBC17         LaSalle Bank N.A. as Paying Agent
756     MLCFC 2006-4            LaSalle Bank N.A. as Trustee
584     BSCM 2006-PWR14         Wells Fargo Bank N.A. as Certificate Administrator





  EX-33 (g)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-34 (a)
(logo) Deloitte

Deloitte & Touche LLP
Two World Financial Center
New York, NY 10281-1414
USA

Tel: +1 212 436 2000
Fax: +1 212 436 5000
www.deloitte.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors of
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Servicing Criteria, that ARCap Servicing, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's (the "SEC") Regulation AB for the SEC Regulation AB Regulated Transactions Servicing Platform (the "Platform") as of and for the year ended December 31, 2006, excluding the following criteria 1122(d)(1)(iii), (d)(2)(ii), (d)(3)(i) -
(d)(3)(iv), (d)(4)(ii), and (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the SEC Regulation AB Regulated Transactions Servicing Platform is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

March 14, 2007


Member of
Deloitte Touche Tohmatsu





  EX-34 (b)
Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, that LaSalle Bank National Association ("LBNA" or "the Company"), a wholly owned subsidiary of LaSalle Bank Corporation, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all new Asset Backed Securities, Commercial Mortgage Backed Securities and Residential Mortgage Backed Securities securitization trust transactions subsequent to January 1, 2006, to the extent subject to Regulation AB for which LBNA is trustee ("the Platform"), as of and for the year ended December 31, 2006, except for those criteria which the Company has determined are not applicable to the activities performed by them with respect to the Platform covered by this report. See Exhibit A of management's assertion for a list of servicing criteria determined by the Company to be applicable to the activities performed by them with respect to the Platform. As indicated in the Management's Assertion on Compliance with Item 1122 Criteria, management's assertion for servicing criteria 1122(d)(3)(i)(A) and (B) covers only the information in reports to investors that is specifically required by the respective transaction agreements, and not to any additional information included in reports to investors that is not required by the respective transaction agreements. Management is responsible for the Company's compliance with the servicing criteria listed in Exhibit A. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual mortgage transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 28, 2007
Chicago, Illinois





  EX-34 (c)
(logo) KPMG

KPMG LLP
Suite 500
191 West Nationwide Boulevard
Columbus, OH 43215-2568

Telephone  614 249 2300
Fax        614 249 2348
Internet   www.us.kpmg.com


Report of Independent Registered Public Accounting Firm


The Board of Directors
Nationwide Life Insurance Company:


We have examined management's assessment, included in the accompanying Management Assessment of Compliance, that Nationwide Life Insurance Company (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB relating to the servicing of certain loans it services within the commercial mortgage-backed security transactions listed in Appendix A (the "Platform") as of and for the year ended December 31, 2006, except for the servicing criteria (d)(1)(iii); (d)(2)(iii);
(d)(2)(vi); (d)(3)(i)-(iv); (d)(4)(iii); (d)(4)(vi)-(vii); (d)(4)(ix); and
(d)(4)(xv), which Nationwide has determined are not applicable to the activities it performs with respect to the Platform. Appendix A identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP
Columbus, Ohio
February 28, 2007


KPMG LLP, a U.S 1imited liability partnership, in the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-34 (d)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3000
801 Grand Avenue
Des Moines, Iowa 50309-2764

Phone: (515) 243-2727
www.ey.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors
Principal Global Investors

We have examined management's assertion, included in the accompanying Management's Assertion On Compliance With Regulation AB Criteria for Wells Fargo Bank, National Association, as Master Servicer, that Principal Global Investors, LLC (the Company) complied with the servicing criteria set forth in Item 1122
(d) of the Securities and Exchange Commission's Regulation AB for the commercial mortgage backed securities platform as of and for the year ended December 31, 2006, except for 1122 (d)(1)(ii)-(iii), 1122 (d)(3)(i)-(iv), 1122 (d)(4)(ix),
and 1122 (d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. See Attachment A of Management's Assertion On Compliance With Regulation AB Criteria for Wells Fargo Bank, National Association, as Master Servicer for the asset backed transactions covered by this platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Commercial Mortgage Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 19, 2007


A member firm of Ernst & Young Global Limited





  EX-34 (e)
(logo) PRICEWATERHOUSECOOPERS

Exhibit B

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


Report of Independent Registered Public Accounting Firm

To Prudential Asset Resources, Inc.:


We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that Prudential Asset Resources Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the commercial mortgage securities transactions for PWR-11, PWR-12, PWR-13, PWR-14, MSCI 2006-1Q12 and MLMT 2006-C2 (the "Platform"), as of December 31, 2006 and for the year then ended excluding criteria 1122(d)(1)(ii), 1122(d)(3)(i) (C) & (D), 1122(d)(3)(ii), 1122(d)(3)(iii) and 1122(d)(3)(iv),
which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform. As described in management's assertion, for servicing criteria 1122(d)(1), the Company has engaged a vendor to perform the activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to the vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06. Management's assertion identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

1


(page)


(logo) PRICEWATERHOUSECOOPERS

Exhibit B


In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 9, 2007


2


(page)


EXHIBIT C


The following vendor used by Prudential Asset Resources, Inc. ("PAR") performs specific, limited or scripted activities relative to PAR's servicing activities. The vendor's performance and compliance with such servicing activities is effectively monitored by PAR.


Vendor: Service(s) Provided & Monitoring Policy & Procedures (P&P)

LaSalle National Bank           1122(d)(2)(i)

Vendor Activities: LaSalle provides PAR with lockbox services. For those borrowers who remit payments by check, the bank deposits the payments into a central receipts account. LaSalle produces a daily data file and transmits that to PAR electronically for upload into its servicing system. The data file contains matched (e.g. invoice and payment) and unmatched credits being posted to the bank account. LaSalle provides PAR imaged copies of all checks and borrower statements/correspondence associated with the lockbox activity.

Servicer Activities: PAR receives the daily lockbox file from LaSalle and uploads the file to the servicing system where the payments are automatically posted to the loans. Strategy, the Servicing System, produces and PAR reviews daily edit reports associated with the lockbox upload process. PAR uses the imaged documents to research and resolve any lockbox rejections and reconciles the posting activity to the bank account. For all other payments (including ACH, wire and manual deposits), PAR reviews, researches and posts transactions manually to the servicing system. The LaSalle bank accounts are reconciled daily.

Policy & Procedures: PAR effectively monitors this vendor by performing daily review and reconciliation of all activity in the LaSalle receipt bank accounts (e.g. Lock box, ACH, wire, manual deposit credits). This ensures that all debit and credits to the bank account are effectively identified and properly processed. Additionally, the Servicing team reviews the delinquency report on a daily basis, identifying trends or issues and promptly following up with the Borrowers or the vendor with any issues.





  EX-34 (f)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Report of Independent Registered Public Accounting Firm

The Board of Directors Wells Fargo Bank, N.A.:

We have examined management's assessment, included in the accompanying Management Assessment, that the Commercial Mortgage Servicing Group of Wells Fargo Bank, N.A. (the Company) complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for commercial mortgage loans securitized in commercial mortgage backed securities transactions (the Platform), except for servicing criteria (d)(1)(iii),
(d)(2)(ii), (d)(3)(i)-(iv), (d)(4)(ii), and (d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Appendix A to Management's Assessment identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying Management Assessment, for servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii), the Company has engaged a vendor to perform the activities required by these servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to the vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material


KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.


(page)


(logo) KPMG


respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii) for which compliance is determined based on Interpretation
17.06 as described above, is fairly stated as of and for the year ended December 31, 2006 in all material respects.

/s/ KPMG LLP

San Francisco, California
March 15, 2007



2





  EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-35 (a)
OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the Chief Executive Officer of ARCap Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of June 1, 2006 ("Transaction Closing Date"), relating to the Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates,
Series 2006-PWR12, hereby certifies as follows:


1. a review of the activities of the Special Servicer during the preceding calendar year or portion thereof commencing from and after the Transaction Closing Date and of the performance of the Special Servicer under the Pooling and Servicing Agreement has been made under the undersigned officer's supervision; and

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement in all material respects throughout such year, or portion thereof commencing from the Transaction Date or if there has been a failure to fulfill any such obligation in any material respect, has specified each such failure and the nature and status thereof.


Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.


IN WITNESS WHEREOF, as of the 14th day of March, 2007, I have hereunto signed my name.


/s/ James L. Duggins
James L. Duggins
Chief Executive Officer of
ARCap Servicing, Inc., a Delaware corporation





  EX-35 (d)
(logo) Principal Global Investors

Statement of Compliance


To Wells Fargo Bank National Association, Master Servicer of Commercial Mortgage Pass-Through Certificates, (see Attachment A):


I, Steven Johnson, in my capacity as Managing Director of Principal Global Investors, LLC, as a Primary Servicer for mortgage loans securing securities issued in conjunction with Commercial Mortgage Pass-Through Certificates, (see Attachment A), hereby state that:

1.      I am an officer of Principal Global Investors, LLC;
2. I have reviewed the activities and performance of Principal Global Investors, LLC in its capacity as Primary Servicer during the calendar year ending December 31, 2006; and
3. To the best of my knowledge, Principal Global Investors, LLC, as Primary Servicer has fulfilled all of its obligations in all material respects under the Primary Servicing Agreement for said Commercial Mortgage Pass-Through Certificates, (see Attachment A) throughout the above-referenced calendar year.


/s/ Steven Johnson
Steven Johnson, Managing Director
Principal Global Investors, LLC
Date: 2/23/07

A member of the Principal Financial Group


(page)


Attachment A
Commercial Mortgage Pass-Through Certificates
Wells Fargo Bank, National Association, as Master Servicer

Series 1999-LIFE1 dated August 1, 1999
Series 2000- LIFE1 dated March 1, 2000
Series 2000-PRIN dated September 1, 2000
Series 2000-LIFE2 dated October 1, 2000
Series 2001-TOP1 dated February 1, 2001
Series 2001-TOP2 dated May 1, 2001
Series 2001-TOP3 dated July 1, 2001
Series 2001-TOP4 dated November 1, 2001
Series 2001-TOP5 dated December 1, 2001
Series 2002-TOP6 dated March 1, 2002
Series 2002-TOP7 dated June 1, 2002
Series 2002-TOP8 dated October 1, 2002
Series 2003-Top9 dated February 1, 2003
Series 2003-Top10 dated April 1, 2003
Series 2003-Top11 dated August 1, 2003
Series 2003-Top12 dated October 1, 2003
Series 2004-Top13 dated February 1, 2004
Series 2004-Top14 dated April 1, 2004
Series 2004-IQ7 dated May 1, 2004
Series 2004-Top15 dated July 1, 2004
Series 2004-IQ8 dated August 1, 2004
Series 2004-Top16 dated November 1, 2004
Series 2005-Top17 dated January 1, 2005
Series 2005-IQ9 dated February 1, 2005
Series 2005-Top18 dated April 1, 2005
Series 2005-PWR 8 dated June 1, 2005
Series 2005-Top19 dated July 1, 2005
Series 2005-PWR9 dated September 2005
Series 2005-Top20 dated October 1, 2005
Series 2005 HQ7 dated November 1, 2005
Series 2005 PWR10 dated December 1, 2005
Series 2006-Top21 dated January 1, 2006
Series 2006 PWR11 dated March 1, 2006
Series 2006-Top22 dated April 1, 2006
Series 2006-PWR12 dated June 1, 2006
Series 2006-Top23 dated August 1, 2006
Series 2006-HQ9 dated August 1, 2006
Series 2006-PWR13 dated September 1, 2006
Series 2006-Top24 dated October 1, 2006
Series 2006-PWR14 dated December 1, 2006





  EX-35 (e)
(logo) Prudential Financial

Prudential Asset Resources
2200 Ross Avenue, Suite 4900E,
Dallas, TX 75201
Tel 214-777-4500 Fax 214-777-4556


Annual Compliance Statement

To: (see attached Distribution List)

Re: Commercial Mortgage Pass-Through Certificates, Series 2006-PWR12

I, Catherine J. Rodewald, President and Chief Executive Officer of Prudential Asset Resources, Inc. (the "Company") hereby certify with regard to the Company's role as a Master Servicer under the Pooling and Servicing Agreement, (the "Agreement") dated as of March 1, 2006 pertaining to the above-referenced certificates, that:

(i) a review of the activities of the Company as a Master Servicer under the Agreement during the period from June 1, 2006 to December 31, 2006 and its performance has been made under my supervision; and

(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations, as a Master Servicer, under the Agreement in all material respects throughout such period.

Effective Date of Certification: March 9, 2007

/s/ Catherine J. Rodewald
Catherine J. Rodewald, President & CEO


(page)


March 10, 2007

Re: Series 2006-PWR12 Commercial Mortgage Pass-Through Certificates


DISTRIBUTION LIST


LASALLE BANK NATIONAL ASSOCIATION
135 South LaSalle, Suite 1625
Chicago, Illinois 60603
Attention: Global Securitization and Trust Services Group, Bear Stearns Commercial Mortgage Securities Inc., Series 2006-PWR12


WELLS FARGO BANK, National Association
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Corporate Trust Administration (CMBS), Bear Stearns Commercial Mortgage Securities Inc., Series 2006-PWR12


BEAR STEARNS COMMERCIAL MORTGAGE SECURITIES, INC.
383 Madison Avenue
New York, New York 10179
Attention: J. Christopher Hoeffel and Joseph Jurkowski, Esq.


FITCH, INC.
One State Street Plaza
New York, NY 10004
Attention: Commercial Mortgage Surveillance


STANDARD & POOR'S RATINGS SERVICES
a division of The McGraw-Hill Companies, Inc.
55 Water Street
New York, New York 10041
Attention: Commercial Mortgage Surveillance


ARCAP Servicing, Inc.
5221 N. O'Connor Blvd.
Suite 600
Irving, TX 75039
Attention: Larry Duggins





  EX-35 (f)
(logo) WELLS FARGO

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE


Re: Bear Stearns Commercial Mortgage Securities Inc., Commercial
Mortgage Pass-Through Certificates, Series 2006-PWR12.


In accordance with section 11.11 of the Pooling and Servicing Agreement, (the "Agreement") dated June 1, 2006, executed by and between Bear Stearns Commercial Mortgage Securities Inc. (as"Depositor"), Prudential Asset Resources, Inc. (as a "Master Servicer" and as "Loan Specific Special Servicer"), Wells Fargo Bank, National Association (as a "Master Servicer"), ARCap Servicing, Inc. (as "General Special Servicer"), Wells Fargo Bank, National Association (as "Certificate Administrator" and "Tax Administrator"), and LaSalle Bank National Association (as "Trustee"), as authorized officer of the Master Servicer, Wells Fargo Bank, National Association, I certify that (i) a review of the activities. of such Master Servicer, during the preceding calendar year or portion thereof and of its performance under this Agreement has been made under such officer's supervision, and (ii) to the best of such officer's knowledge, based on such review, such Master Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Wells Fargo Bank, National Association
Master Servicer

/s/ James B. Scanlon
James B. Scanlon
Vice President
Wells Fargo Bank, National Association





  EX-35 (g)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2630-011
7080 Samuel Morse Drive
Columbia, MD 21046
410 884-2000


Wells Fargo Bank, N.A.

March 12, 2007

LaSalle Bank National Association



RE: Annual Statement As To Compliance for Bear Stearns Commercial Mortgage Securities Trust 2006-PWR12

Per Section 11.11 of the Pooling and Servicing Agreement, dated as of 6/01/2006, the undersigned Officer of Wells Fargo Bank, N.A.,
(Certificate Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such Certifying Servicer's activities during the preceding calendar year or portion thereof and of such Certifying Servicer's performance under this Agreement, or the applicable sub-servicing agreement or primary servicing agreement in the case of an Additional Servicer or a Sub-Servicer, has been made under the supervision of such officer or such Certifying Servicer or such Additional Servicer or Sub-Servicer, as the case may be, and

(B) to the best of such officer's knowledge, based on such review, such Certifying Servicer has fulfilled all its obligations under the applicable sub-servicing agreement or primary servicing agreement, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.




Certified By:
/s/ Judith J. Rishel
Judith J. Rishel
Vice President

Certified By:
/s/ Ty Wilkins
Ty Wilkins, AVP